Form 10QSB
period 2000-05-31
ESSENTIALSYSTEMS COM INC
filed 2000-07-24
CIK 1108373

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  May 31, 2000
Commission file no.:  0-29821

                           essentialsystems.com, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                              65-0965465
------------------------------------                    -----------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                          Identification No.)


222 Lakeview Avenue, PMB 160-183
West Palm Beach                                                 33401
------------------------------------------              -----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (561) 659-6530

Securities to be registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                        on which registered

         None                                                  None
-----------------------------------                   --------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                      Donald F. Mintmire
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696 - Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                                ---            ---

         As of May 31, 2000, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1. Financial Statements



                                     PART I

Item 1.           Financial Statements


                           ESSENTIALSYSTEMS.COM, INC.

                                TABLE OF CONTENTS

                                                                         Page

Accountants' Review Report...............................................F-1

Balance Sheet............................................................F-2

Statement of Operations and Deficit Accumulated
       During the Developmental Stage....................................F-3

Statement of Changes in Stockholders' Equity.............................F-4

Statement of Cash Flows..................................................F-5

Notes to Financial Statements............................................F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants

ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Essentialsystems.Com, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Essentialsystems.Com, Inc. (a Florida corporation and a development stage company) as of May 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period December 1, 1999 to May 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Essentialsystems.Com, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Dorra Shaw & Dugan
Certified Public Accountants
July 12, 2000


                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

BALANCE SHEET




 May 31,                                                                                  2000
------------------------------------------------------------------------------  ---------------
ASSETS

Current Assets:
                                                                          Cash  $      1,740
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                     1,740
------------------------------------------------------------------------------  ---------------

                                                                                  $      1,740
---- -------------------------------------------------------------------------  ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           -
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                    -
------------------------------------------------------------------------------  ---------------

                                                                                             -
---- -------------------------------------------------------------------------  ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                                         600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                  -
     Additional paid-in-capital                                                       14,400
     Deficit accumulated during the developmental stage                              (13,260)
---- -------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                               1,740
------------------------------------------------------------------------------  ---------------

                                                                                  $      1,740
---- -------------------------------------------------------------------------  ---------------


          The accompanying notes are an integral part of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the period December 1, 1999 (date of inception) to May 31,                             2000
------------------------------------------------------------------------------ ----------------
Revenues                                                                        $             -
------------------------------------------------------------------------------ ----------------


Operating expenses:
    Professional fees                                                                    10,500
    Taxes and licenses                                                                      150
    Office                                                                                  110

--- -------------------------------------------------------------------------- ----------------

Total operating expenses                                                                 10,760

--- -------------------------------------------------------------------------- ----------------

Loss before income taxes                                                               (10,760)
    Income taxes                                                                               -
--- -------------------------------------------------------------------------- ----------------

Net loss                                                                               (10,760)

Deficit accumulated during the
         development stage - December 1, 1999                                   $       (2,500)
------------------------------------------------------------------------------ ----------------

Deficit accumulated during the
         development stage - May 31 2000                                         $     (13,260)
------------------------------------------------------------------------------ ----------------

Net loss per share                                                                     (0.0018)
------------------------------------------------------------------------------ ----------------

Weighted average shares of
         common stock                                                                 6,000,000
------------------------------------------------------------------------------ ----------------



          The accompanying notes are an integral part of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




--- ------------------------------- ------------------------------------- ------------------------ -------------------------------
                                                                                               Additional
                                                                                             --------------
                                                Number of       Preferred     Common     Paid - In       Deficit
                                                 Shares          Stock        Stock      Capital      Accumulated        Total
--- ------------------------------- ---------------------- --------------- ----------- ------------- ------------- ---------------
Beginning balance:

                     March 15, 1996              3,000,000 $            -  $       300 $      1,200  $         -   $      1,500
    March 15, 1996 - Services                    2,500,000              -        2,500          750            -          1,000
                (Date of Inception)


Issuance of Common Stock:

                  February 25, 2000                500,000              -           50       12,450            -         12,500



Deficit accumulated during
              the development stage                      -              -            -            -      (13,260)       (13,260)
--- ------------------------------- ---------------------- --------------- ----------- ------------- ------------ ----------------



Balance - May 31, 2000                           6,000,000 $            -  $     2,850 $     14,400   $  (13,260)   $      1,740
----------------------------------- ---------------------- --------------- ----------- ------------- ------------ ----------------



               The accompanying notes are an integral part of the
                             financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period December 1, 1999 to May 31,                                       2000
------------------------------------------------------------------------------- -------------
Operating Activities:

        Net loss                                                                $   (10,760)
Adjustments to reconcile net loss to net cash
     used by operating activities:
          Increase in:
                    Accrued expenses                                                       -
---- --- --- --- -------------------------------------------------------------- -------------


Net cash used by operating activities                                                (10,760)
------------------------------------------------------------------------------- -------------


Financing activities:
                    Issuance of Common Stock                                          12,500
---- -------------------------------------------------------------------------- -------------


Net cash provided by financing activities                                             12,500
------------------------------------------------------------------------------- -------------


Net increase in cash                                                                   1,740
------------------------------------------------------------------------------- -------------


 Cash - May 31, 2000                                                            $      1,740
------------------------------------------------------------------------------- -------------


          The accompanying notes are an integral part of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
NOTES TO FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies:


Organization

Essentialsystems.Com, Inc. (a development stage company) is a Florida Corporation organized to distribute and sell at wholesale and retail sophisticated electronic surveillance equipment and devices for security and other purposes. The Company failed in its attempt to successfully develop its initial business plan and during December 1996 abandoned its efforts. The Company was inactive and there were no transactions from August 1996 to the date of reinstatement by the State of Florida on December 14, 1999 that affect the balances reflected in the financial statements as of December 1, 1999.

The Company has a new business plan, which was adopted on or about December 15, 1999, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a November 30 year-end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements

The May 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.


Note B - Stockholders' Equity:

On March 15, 1996, the Company issued 5,500,000 shares of common stock for $1,500 cash and the fair market value of services, valued at $1,000, rendered by its initial stockholders.

ESSENTIALSYSTEMS.COM, INC.
NOTES TO FINANCIAL STATEMENTS


Note B - Stockholders' Equity (con't):



On February 25, 2000 the company issued a total 500,000 additional shares of common stock for the sum of $12,500.

The $10,500 in  professional  fees  includes the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At May 31, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of May 31, 2000.


Note C - Income Taxes:

The Company has a net operating loss carry forward of $10,760 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of May 31, 2000 is $2,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,000, as the Company has no history of profitable operations.



Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through May 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income since 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Kevin L. Bell (see Item 4, Security Ownership of Certain Beneficial Owners and Management, Kevin L. Bell is the controlling shareholder). Mr. Bell has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Mr. Bell to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

          Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Year 2000 Compliance

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognized the date using 00 as the year 1900 rather than the year 2000. This may have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company has confirmed that its systems are Year 2000 Compliant. It has experienced no Y2K problems to date.

         The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the

Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1.           Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending May 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.  Description
-----------  -------------------------------------------------------
3(i).1        Articles of Incorporation  of Eye Spy Surveillance Systems
              Plus, Inc.(1)

3(i).2 Articles of Amendment to Articles of Incorporation of Eye Spy Surveillance Systems Plus, Inc.(1)

3(ii).1       By-laws of essentialsystems.com, Inc.(1)

27.1  *       Financial Data Schedule
------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10- SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2000.

                                   SIGNATURES
                              --------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           essentialsystems.com, Inc.
                                  (Registrant)

Date: July 24, 2000        BY:  /s/ KEVIN L. BELL
                           ----------------------------
                               Kevin L. Bell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date              Signature                                   Title


July 24, 2000     By: /s/ Kevin L. Bell
                  ------------------------
                  Kevin L. Bell                       President, Secretary,
                                                      Treasurer, Director