Form 10QSB
period 2000-08-31
ESSENTIALSYSTEMS COM INC
filed 2000-10-13
CIK 1108373

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  August 31, 2000
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

                           Yes   X          No
                                    ---            ---

         As of August 31, 2000, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1.           Financial Statements


                           ESSENTIALSYSTEMS.COM, INC.

                                TABLE OF CONTENTS

                                                                      Page

Accountants' Review Report............................................F-1

Balance Sheet.........................................................F-2

Statement of Operations and Deficit Accumulated
       During the Developmental Stage.................................F-3

Statement of Changes in Stockholders' Equity..........................F-4

Statement of Cash Flows...............................................F-5

Notes to Financial Statements.........................................F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants


ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Essentialsystems.Com, Inc.
Palm Beach, Florida

We have reviewed the accompanying balance sheet of Essentialsystems.Com, Inc. (a Florida corporation and a development stage company) as of August 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period December 1, 1999 to August 31, 2000, and March 15, 1996 (date of inception) to August 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Essentialsystems.Com, Inc.

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


/s/ Dorra Shaw & Dugan
Certified Public Accountants
October 11, 2000


                   270 South County Road, Palm Beach, FL 33480
                   Telephone (561) 822-9955 Fax (561) 832 7580
                              Website: dsd-cpa.com

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

BALANCE SHEET




 August 31,                                                                     2000
------------------------------------------------------------------------------  ------------
ASSETS

Current Assets:
                                                                          Cash  $    1,210
---- -------------------------------------------------------------------------  ------------

TOTAL CURRENT ASSETS                                                                 1,210
------------------------------------------------------------------------------  ------------

                                                                                $     1,210
---- -------------------------------------------------------------------------  ------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $         -
---- -------------------------------------------------------------------------  ------------

TOTAL CURRENT LIABILITIES                                                                 -
------------------------------------------------------------------------------  ------------

                                                                                          -
---- -------------------------------------------------------------------------  ------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                                      600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                               -
     Additional paid-in-capital                                                      18,000
     Deficit accumulated during the developmental stage                             (17,390)
---- -------------------------------------------------------------------------  ------------

TOTAL STOCKHOLDERS' EQUITY                                                            1,210
------------------------------------------------------------------------------  ------------

                                                                                $     1,210
---- -------------------------------------------------------------------------  ------------


                   The accompanying notes are an integral part
                          of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
    ACCUMULATED DURING THE DEVELOPMENTAL STAGE

                                                                               For the period
                                                                               March 15, 1996
                                                                             (date of inception)
For the period December 1, 1999 (date of inception) to August 31,    2000      to August 31, 2000
-------------------------------------------------------------------- ----------------------------
Revenues                                                             $          -
-------------------------------------------------------------------- -------------- --------------

Operating expenses:
    Professional fees                                                      11,000         11,000
    Taxes and licenses                                                        150            150
    Office                                                                    110            110
    Office Space                                                              600            600
    Personal services                                                       3,000          5,500
    Bank charges                                                               30             30
--- ---------------------------------------------------------------- -------------- --------------

Total operating expenses                                                   14,890         17,390

--- ---------------------------------------------------------------- -------------- --------------

Loss before income taxes                                                  (14,890)        (17,390)
    Income taxes                                                                -
--- ---------------------------------------------------------------- -------------- --------------

Net loss                                                                  (14,890)        (17,390)

Deficit accumulated during the
         development stage - December 1, 1999                        $     (2,500)    $         -
-------------------------------------------------------------------- -------------- --------------

Deficit accumulated during the
         development stage - August 31 2000                           $    17,390)    $   (17,390)
-------------------------------------------------------------------- -------------- --------------

Net loss per share                                                        (0.0028)
-------------------------------------------------------------------- -------------- --------------



                   The accompanying notes are an integral part
                          of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




--- -------------------------------     ---------  ---------  --------- ----------  ------------  -------------
                                                                        Additional
                                        Number of  Preferred   Common    Paid-In    Deficit
                                        Shares       Stock      Stock    Capital    Accumulated     Total
--- -------------------------------     ---------  ---------  --------- ----------  ------------  -------------
Beginning balance:

                     March 15, 1996     3,000,000  $      -   $    300  $   1,200   $         -   $      1,500
    March 15, 1996 - Services           2,500,000         -        250        750             -          1,000
                (Date of Inception)


Issuance of Common Stock:

    February 25, 2000                     500,000         -         50     12,450             -         12,500

    Contributed services                        -         -          -      3,600             -          3,600
         and space

Deficit accumulated during
              the development stage             -         -          -          -       (17,390)       (17,390)
--- -------------------------------     ---------  ---------  --------- ---------- -------------- -------------

Balance - August 31, 2000               6,000,000    $    -   $    600  $  18,000   $   (17,390)  $      1,210
-----------------------------------     ---------  ---------  --------- ---------- -------------- -------------


                   The accompanying notes are an integral part
                          of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

Statement of Cash Flows


                                                                                For the period
                                                                                March 15, 1996
                                                                                (date of inception)
For the period December 1, 1999 to May 31,                      2000            to August 31, 2000
------------------------------------------------------------- ----------------- -------------------
Operating Activities:
     Net loss                                                 $     (14,890)      $    (17,390)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                3,600              6,100
---- --- --- --- -------------------------------------------- ----------------- -----------------


Net cash used by operating activities                               (11,290)           (11,290)
------------------------------------------------------------- ----------------- -----------------


Financing activities:
     Issuance of Common Stock                                        12,500             12,500
---- -------------------------------------------------------- ----------------- -----------------


Net cash provided by financing activities                            12,500             12,500
------------------------------------------------------------- ----------------- -----------------


Net increase in cash                                                  1,210              1,210
------------------------------------------------------------- ----------------- -----------------


 Cash - August 31, 2000                                       $       1,210             1,210
------------------------------------------------------------- ----------------- -----------------


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

Interim Financial Statements

The August 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

ESSENTIALSYSTEMS.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Note B - Stockholders' Equity:

On March 15, 1996, the Company issued 5,500,000 shares of common stock for $1,500 cash and the fair market value of services, valued at $1,000, rendered by its initial stockholders.

On February 25, 2000 the company issued a total 500,000 additional shares of common stock for the sum of $12,500.

The $11,000 in  professional  fees  includes the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At August 31, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of August 31, 2000.

The Company utilizes its legal counsel's office at no charge and the Company's president is not currently compensated. The Company records the fair value of these services as an expense and contributed capital at the rate of $100 per month for office space, and $500 per month for personnel services respectively.


Note C - Income Taxes:

The Company has a net operating loss carry forward of $14,890 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of August 31, 2000 is $2,200, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,200, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through August 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern.

ESSENTIALSYSTEMS.COM, INC.
NOTES TO FINANCIAL STATEMENTS


Note D - Going Concern (con't):

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

Item 6. Management's Discussion and Analysis or Plan of Operation

     Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income since 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Kevin L. Bell. Mr. Bell has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Mr. Bell to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending August 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Exhibit No.   Description
-----------   -------------------------------------------------------
3(i).1        Articles of Incorporation  of Eye Spy Surveillance Systems Plus, Inc.(1)

3(i).2        Articles of Amendment to Articles of Incorporation of Eye Spy Surveillance Systems
              Plus, Inc.(1)

3(ii).1       By-laws of essentialsystems.com, Inc.(1)


27.1   *      Financial Data Schedule
-------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 2000.

                                   SIGNATURES
                              --------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  essentialsystems.com, Inc.
                                          (Registrant)

Date: October 13, 2000            BY:  /s/ KEVIN L. BELL
                                  ------------------------------------
                                           Kevin L. Bell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                           Signature                     Title

October 13, 2000       By: /s/ Kevin L. Bell
                       ------------------------
                               Kevin L. Bell         President, Secretary,
                                                     Treasurer, Director