Form 10QSB/A
period 2000-05-31
ESSENTIALSYSTEMS COM INC
filed 2001-03-23
CIK 1108373

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Amendment 1
                                       To
                                   Form 10-QSB

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

                           Yes   X          No
                                ---            ---

         As of May 31, 2000, there are 5,000,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1.           Financial Statements


                           ESSENTIALSYSTEMS.COM, INC.

                                TABLE OF CONTENTS

                                                                        Page

Accountants' Review Report..............................................F-1

Balance Sheet...........................................................F-2

Statement of Operations and Deficit Accumulated
       During the Developmental Stage...................................F-3

Statement of Changes in Stockholders' Equity............................F-4

Statement of Cash Flows.................................................F-5

Notes to Financial Statements...........................................F-6

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



/s/ Dorra Shaw & Dugan
Certified Public Accountants
July 12, 2000


                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

BALANCE SHEET




 May 31,                                                                                  2000
------------------------------------------------------------------------------  ---------------
ASSETS

Current Assets:
    Cash                                                                        $         1,740
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                      1,740
------------------------------------------------------------------------------  ---------------

                                                                                $         1,740
---- -------------------------------------------------------------------------  ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $             -
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                     -
------------------------------------------------------------------------------  ---------------

                                                                                              -
---- -------------------------------------------------------------------------  ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                                          600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                   -
     Additional paid-in-capital                                                          18,000
     Deficit accumulated during the developmental stage                                 (16,860)
---- -------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                1,740
------------------------------------------------------------------------------  ---------------

                                                                                $         1,740
---- -------------------------------------------------------------------------  ---------------


               See accompanying notes to the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
    ACCUMULATED DURING THE DEVELOPMENT
    STAGE

                                                                                         For the period
                                                                                         March 15, 1996
                                                                                       (date of inception)
For the period December 1, 1999 to May 31,                                    2000       to May 31, 2000

Revenues                                                           $            -       $             -
------------------------------------------------------------------ ---------------      ------------------
Operating expenses:
    Professional fees                                                      10,500                10,500
    Taxes and licenses                                                        150                   150
    Office                                                                    110                   110
    Office space                                                              600                   600
    Personel services                                                       3,000                 5,500
------------------------------------------------------------------ ---------------      ------------------

Total operating expenses                                                   14,360                16,860
------------------------------------------------------------------ ---------------      ------------------

Loss before income taxes                                                  (14,360)              (16,860)
    Income taxes                                                                 -                    -
------------------------------------------------------------------ ---------------      ------------------
Net loss                                                                  (14,360)              (16,860)
------------------------------------------------------------------ ---------------      ------------------
Deficit accumulated during the
         development stage - December 1, 1999                      $       (2,500)      $             -
------------------------------------------------------------------ ---------------      ------------------
Deficit accumulated during the
         development stage - May 31 2000                            $     (16,860)       $      (16,860)
------------------------------------------------------------------ ---------------      ------------------
Net loss per share                                                        (0.0024)
------------------------------------------------------------------ ---------------      ------------------
Weighted average shares of
         common stock                                                   6,000,000
------------------------------------------------------------------ ---------------      ------------------





                 See Accompanying Notes To Financial Statements

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




--- ------------------------------- ------------------------------------- ------------------------ -------------------------------
                                                                                         Additional
                                                Number of       Preferred     Common     Paid - In       Deficit
                                                 Shares          Stock        Stock      Capital      Accumulated        Total
--- ------------------------------- ---------------------- --------------- ----------- ------------- ------------- ---------------
Beginning balance:

                     March 15, 1996              3,000,000 $            -  $       300 $      1,200  $         -   $      1,500
    March 15, 1996 - Services                    2,500,000              -        2,500          750            -          1,000
                (Date of Inception)


Issuance of Common Stock:

                  February 25, 2000                500,000              -           50       12,450            -         12,500

Contributed services and space                           -              -            -        3,600            -          3,600

Deficit accumulated during
              the development stage                      -              -            -            -      (16,860)       (16,860)
--- ------------------------------- ---------------------- --------------- ----------- ------------- ------------ ----------------



Balance - May 31, 2000                           6,000,000 $            -  $     2,850 $     18,000   $  (16,860)   $      1,740
----------------------------------- ---------------------- --------------- ----------- ------------- ------------ ----------------



                 See Accompanying Notes To Financial Statements

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

Statement of Cash Flows
                                                                                For the period
                                                                                March 15, 1996
                                                                                (date of inception)
For the period December 1, 1999 to May 31,                         2000         to May 31, 2000
------------------------------------------------------------------ ------------ ---------------
Operating Activities:

    Net loss                                                       $   (14,360) $   (16,860)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
            Increase in:
                Issuance of common stock for services                    3,600        6,100
------------------------------------------------------------------ ------------ ---------------

Net cash used by operating activities                                  (10,760)     (10,760)
------------------------------------------------------------------ ------------ ---------------

Financing activities:
    Issuance of Common Stock                                            12,500       12,500
------------------------------------------------------------------ ------------ ---------------

Net cash provided by financing activities                               12,500       12,500
------------------------------------------------------------------ ------------ ---------------

Net increase in cash                                                     1,740        1,740
------------------------------------------------------------------ ------------ ---------------

 Cash - May 31, 2000                                               $     1,740  $     1,740
------------------------------------------------------------------ ------------ ---------------













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

Note B - Stockholders' Equity(con't):

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


Note C - Income Taxes:

The Company has a net operating loss carry forward of $14,360 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of May 31, 2000 is $2,200, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,200, as the Company has no history of profitable operations.


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

                            essentialsystems.com, Inc.
                            (Registrant)

Date:    July 31, 2000      BY:  /s/ KEVIN L. BELL
                            ------------------------------------
                                     Kevin L. Bell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                      Signature                      Title

July 31, 2000     By: /s/ Kevin L. Bell
                  ----------------------
                          Kevin L. Bell          President, Secretary,
                                                 Treasurer, Director