Form 10QSB/A
period 2000-08-31
ESSENTIALSYSTEMS COM INC
filed 2001-03-27
CIK 1108373

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment 2 to
                                   Form 10-QSB

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


/s/ Dorra Shaw & Dugan
Certified Public Accountants
October 11, 2000


                   270 South County Road, Palm Beach, FL 33480
                   Telephone (561) 822-9955 Fax (561) 832 7580
                              Website: dsd-cpa.com

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

BALANCE SHEET




 August 31,                                                                    2000
------------------------------------------------------------------- ---------------
ASSETS

Current Assets:
    Cash                                                            $         1,210
---- -------------------------------------------------------------- ---------------

TOTAL CURRENT ASSETS                                                          1,210
------------------------------------------------------------------- ---------------

                                                                    $         1,210
---- -------------------------------------------------------------- ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                               $             -
---- -------------------------------------------------------------- ---------------

TOTAL CURRENT LIABILITIES                                                         -
------------------------------------------------------------------- ---------------

                                                                                  -
---- -------------------------------------------------------------- ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                              600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                       -
     Additional paid-in-capital                                              19,800
     Deficit accumulated during the developmental stage                     (19,190)
---- -------------------------------------------------------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                                    1,210
------------------------------------------------------------------- ---------------

                                                                    $         1,210
---- -------------------------------------------------------------- ---------------


    The accompanying notes are an integral part of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
    ACCUMULATED DURING THE DEVELOPMENTAL STAGE

                                                                                                  For the period
                                                                                                  March 15, 1996
                                                                                                (date of inception)
For the period December 1, 1999 (date of inception) to August 31,                     2000       to August 31, 2000
------------------------------------------------------------------------------- ---------------- ------------------

Revenues                                                                        $             -
------------------------------------------------------------------------------- ---------------- ------------------
Operating expenses:
    Professional fees                                                                     11,000         11,000
    Taxes and licenses                                                                       150            150
    Office                                                                                   110            110
    Office Space                                                                             900            900
------------------------------------------------------------------------------- ---------------- --------------
    Personal services                                                                      4,500          7,000
------------------------------------------------------------------------------- ---------------- --------------
    Bank charges                                                                              30             30
------------------------------------------------------------------------------- ---------------- --------------

------------------------------------------------------------------------------- ---------------- --------------

Total operating expenses                                                                  16,690         19,190

------------------------------------------------------------------------------- ---------------- --------------

Loss before income taxes                                                                 (16,690)       (19,190)
    Income taxes                                                                               -
------------------------------------------------------------------------------- ---------------- --------------

Net loss                                                                                 (16,690)       (19,190)

Deficit accumulated during the
         development stage - December 1, 1999                                   $         (2,500)$            -
------------------------------------------------------------------------------- ---------------- --------------

Deficit accumulated during the
         development stage - August 31 2000                                     $        (19,190)$      (16,860)
------------------------------------------------------------------------------- ---------------- --------------

Net loss per share                                                                         (0.00)
------------------------------------------------------------------------------- ---------------- --------------

Weighted average shares of
    common stock                                                                       5,834,600




    The accompanying notes are an integral part of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




--- ------------------------------- -------------------------- ------------------------ -----------------
                                                                     Additional
                                    Number of    Preferred   Common   Paid - In Deficit
                                     Shares       Stock      Stock     Capital  Accumulated    Total
--- ------------------------------- ------------ ----------- -------- --------- ----------- -------------
Beginning balance:

                     March 15, 1996   3,000,000  $        -  $    300 $   1,200 $        -  $      1,500
    March 15, 1996 - Services         2,500,000           -       250       750          -         1,000
                (Date of Inception)


Issuance of Common Stock:

    February 25, 2000                   500,000            -       50    12,450          -        12,500

    Contributed services                      -            -        -     5,400          -         5,400
         and space


Deficit accumulated during
              the development stage           -            -        -         -    (19,190)      (19,190)
--- ------------------------------- ------------ ------------ ------- --------- ----------- -------------



Balance - August 31, 2000             6,000,000  $         -  $   600 $  19,800 $  (19,190) $      1,210
----------------------------------- ------------ ------------ ------- --------- ----------- -------------


    The accompanying notes are an integral part of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

Statement of Cash Flows


                                                                                For the period
                                                                                March 15, 1996
                                                                                (date of inception)
For the period December 1, 1999 to August 31,                      2000         to August 31, 2000
-------------------------------------------------------------- -----------------------------------
Operating Activities:
     Net loss                                                  $        (16,690)$        (19190)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                    5,400           7,900
---- --- --- --- --------------------------------------------- ---------------- ----------------


Net cash used by operating activities                                   (11,290)        (11,290)
-------------------------------------------------------------- ---------------- ----------------


Financing activities:
     Issuance of Common Stock                                            12,500          12,500
---- --------------------------------------------------------- ---------------- ----------------


Net cash provided by financing activities                                12,500          12,500
-------------------------------------------------------------- ---------------- ----------------


Net increase in cash                                                      1,210           1,210
-------------------------------------------------------------- ---------------- ----------------


 Cash - August 31, 2000                                        $          1,210 $          1,210
-------------------------------------------------------------- ---------------- ----------------


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


Note C - Income Taxes:

The Company has a net operating loss carry forward of $16,690 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of August 31, 2000 is $2,500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $2,200, as the Company has no history of profitable operations.

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

3(ii).1       By-laws of essentialsystems.com, Inc.(1)
---------------------

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


                                 essentialsystems.com, Inc.
                                         (Registrant)


Date: March 23, 2001             BY:  /s/ KEVIN L. BELL
                                 ---------------------------
                                 Kevin L. Bell, President




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Date                      Signature                        Title
-------------            ----------------              ----------------


March 23, 2001       By: /s/ Kevin L. Bell
                     --------------------------
                             Kevin L. Bell            President, Secretary,
                                                      Treasurer, Director