Form 10QSB
period 2001-02-28
ESSENTIALSYSTEMS COM INC
filed 2001-04-16
CIK 1108373

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  February 28, 2001
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

                               Yes   X              No
                                    ---               ---

           As of February 28, 2001, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.              Financial Statements










                           ESSENTIALSYSTEMS.COM, INC.

                              FINANCIAL STATEMENTS

                             AS OF FEBRUARY 28, 2001

ESSENTIALSYSTEMS.COM, INC.


TABLE OF CONTENTS








Accountants' Review Report                                              F-1

Balance Sheet                                                           F-2

Statement of Operations and Deficit Accumulated
During the Development Stage                                            F-3

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

Notes to Financial Statements                                           F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Essentialsystems.Com, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Essentialsystems.Com, Inc. (a Florida corporation and a development stage company) as of February 28, 2001, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Essentialsystems.Com, Inc.

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


/s/ Dorra Shaw & Dugan
Certified Public Accountants
April 14, 2001



                       270 South County Road * Palm Beach,
                       FL 33480 Telephone (561) 822-9955 *
                               Fax (561) 832-7580
                              Website: dsd-cpa.com

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

BALANCE SHEET



February 28,                                                                       2001
----------------------------------------------------------------------------    ---------------
ASSETS

Current Assets:
     Cash                                                                       $         619
----------------------------------------------------------------------------    ---------------

TOTAL CURRENT ASSETS                                                                      619
----------------------------------------------------------------------------    ---------------

                                                                                $         619
----------------------------------------------------------------------------    ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           -
----------------------------------------------------------------------------    ---------------

TOTAL CURRENT LIABILITIES                                                                   -
----------------------------------------------------------------------------    ---------------

                                                                                            -
----------------------------------------------------------------------------    ---------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized                            600
6,000,000 shares issued and outstanding
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                 -
     Additional paid-in-capital                                                        23,400
     Deficit accumulated during the developmental stage                               (23,381)
----------------------------------------------------------------------------    ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                619
----------------------------------------------------------------------------    ---------------

                                                                                $         619
----------------------------------------------------------------------------    ---------------


                   The accompanying notes are an integral part
                          of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE







For the three months ended February 28,                           2001
------------------------------------------------------------- -----------------
Revenues                                                      $              -
------------------------------------------------------------- -----------------


Operating expenses:
    Office space                                                           300
    Personel services                                                    1,500
    Bank charges                                                            46
------------------------------------------------------------- -----------------

Total operating expenses                                                 1,846
------------------------------------------------------------- -----------------

Loss before income taxes                                                (1,846)
    Income taxes                                                             -
------------------------------------------------------------- -----------------

Net loss                                                                (1,846)

Deficit accumulated during the
         development stage - December 1, 2000                          (21,535)
------------------------------------------------------------- -----------------

Deficit accumulated during the
         development stage - February 28, 2001                $        (23,381)
------------------------------------------------------------- -----------------

Net loss per share                                                      (0.000)
------------------------------------------------------------- -----------------

Weighted average shares ofommon stock                                 6,000,000
------------------------------------------------------------- -----------------


                   The accompanying notes are an integral part
                          of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                Additional
                                               Number of    Preferred    Common Paid - In     Deficit
                                                Shares        Stock       Stock  Capital    Accumulated    Total
-------------------------------------------- ------------   --------- --------- ----------  ----------- -------------

Beginning balance:

    March 15, 1996                             3,000,000    $      -  $    300  $    1,200  $        -  $      1,500
    March 15, 1996 - Services                  2,500,000           -       250         750           -         1,000
     (Date of Inception)


Issuance of Common Stock:

    February 25, 2000                            500,000           -        50      12,450           -        12,500

    Contributed services
       and space                                       -           -         -       9,000           -         9,000


Deficit accumulated during
    the development stage                              -           -         -           -     (23,381)      (23,381)
-------------------------------------------- ------------   --------- --------- ----------- ---------- ---------------



Balance - February 28, 2001                    6,000,000    $      -  $    600  $   23,400  $  (23,381)$         619
-------------------------------------------- ------------   --------- --------- ----------- ---------- ---------------


                   The accompanying notes are an integral part
                          of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

Statement of Cash Flows



For the three months ended February 28,                                         2001
------------------------------------------------------------------------------  --------------
Operating Activities:

           Net loss                                                             $      (1,846)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
               Increase in:
                   Issuance of common stock for services                                1,800
--------- ---- ---------------------------------------------------------------  --------------


Net cash used by operating activities                                                     (46)
------------------------------------------------------------------------------  --------------


Net decrease in cash                                                                      (46)
------------------------------------------------------------------------------  --------------


 Cash - December 1, 2000                                                                  665
------------------------------------------------------------------------------  --------------


 Cash - February 28, 2001                                                       $         619
------------------------------------------------------------------------------  --------------

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

Interim Financial Statements

The February 28, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

On March 15, 1996, the Company issued 5,500,000 shares of common stock for $1,500 cash and the fair market value of services, valued at $1,000, rendered by its initial stockholders.

ESSENTIALSYSTEMS.COM, INC.
NOTES TO FINANCIAL STATEMENTS

Note B - Stockholders' Equity (cont'd):

On February 25, 2000 the company issued a total 500,000 additional shares of common stock for the sum of $12,500.

At February 28, 2001, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of February 28, 2001.

The Company utilizes its legal counsel's office at no charge and the Company's president is not currently compensated. The Company records the fair value of these services as an expense and contributed capital at the rate of $100 per month for office space, and $500 per month for personnel services respectively.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $20,881 that may be offset against future taxable income. If not used, the carry forward will expire in 2021.

The amount recorded as deferred tax assets, cumulative as of February 28, 2001 is $3,100, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,100, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through February 28, 2001. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern.

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

           None

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending February 28, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3(ii).1        By-laws of essentialsystems.com, Inc.(1)
-------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.


     (b) No Reports on Form 8-K were filed during the quarter ended February 28, 2001.

                                   SIGNATURES
                              --------------------

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               essentialsystems.com, Inc.
                                       (Registrant)

Date: April 16, 2001           BY:  /s/ KEVIN L. BELL
                               ------------------------------------
                                  Kevin L. Bell, President



           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                       Signature                          Title

April 16, 2001        By: /s/ Kevin L. Bell
                      ---------------------------
                                Kevin L. Bell            President, Secretary,
                                                         Treasurer, Director