Form 10KSB/A
period 2000-11-30
ESSENTIALSYSTEMS COM INC
filed 2001-07-18
CIK 1108373

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   AMENDMENT 1

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

     The purpose of this Amendment is correct the audit opinion to include the period from inception to November 30, 2000.

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

Notes to Financial Statements                                    F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Essentialsystems.Com, Inc.
Palm Beach, Florida


We have audited the accompanying balance sheet of Essentialsystems.Com, Inc. (a Florida corporation and a development stage company) as of November 30, 2000, and the related statements of operations, deficit accumulated during the development stage, cash flows and changes in stockholders' equity for the year then ended and for the period March 15, 1996 (date of inception) to November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                essentialsystems.com, Inc.
                                      (Registrant)

Date: July 12, 2001         BY:  /s/ KEVIN L. BELL
                                -----------------------------------
                                   Kevin L. Bell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                   Signature                           Title

July 12, 2001       BY:/s/ KEVIN L. BELL
                       ------------------------
                       Kevin L. Bell                   President, Secretary,
                                                       Treasurer, and Director