Form 10QSB/A
period 2001-02-28
ESSENTIALSYSTEMS COM INC
filed 2001-07-18
CIK 1108373

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                  AMENDMENT 1

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

Notes to Financial Statements                                           F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Essentialsystems.Com, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Essentialsystems.Com, Inc. (a Florida corporation and a development stage company) as of February 28, 2001 and February 29, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Essentialsystems.Com, Inc.

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


/s/ Dorra Shaw & Dugan
Certified Public Accountants
April 14, 2001



                       270 South County Road * Palm Beach,
                       FL 33480 Telephone (561) 822-9955 *
                               Fax (561) 832-7580
                              Website: dsd-cpa.com

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

BALANCE SHEET



February 28,                                                                       2001                  2000
----------------------------------------------------------------------------    ---------------     ---------------
ASSETS

Current Assets:
     Cash                                                                       $         619       $        12,500
----------------------------------------------------------------------------    ---------------     ---------------

TOTAL CURRENT ASSETS                                                                      619                12,500
----------------------------------------------------------------------------    ---------------     ---------------

                                                                                $         619       $        12,500
----------------------------------------------------------------------------    ---------------     ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           -       $         6,000
----------------------------------------------------------------------------    ---------------     ---------------

TOTAL CURRENT LIABILITIES                                                                   -                 6,000
----------------------------------------------------------------------------    ---------------     ---------------

                                                                                            -       $         6,000
----------------------------------------------------------------------------    ---------------     ---------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized                            600                   600
6,000,000 shares issued and outstanding
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                 -                     -
     Additional paid-in-capital                                                        23,400                16,200
     Deficit accumulated during the developmental stage                               (23,381)              (10,300)
----------------------------------------------------------------------------    ---------------     ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                619                 6,500
----------------------------------------------------------------------------    ---------------     ---------------

                                                                                $         619       $        12,500
----------------------------------------------------------------------------    ---------------     ---------------


                   The accompanying notes are an integral part
                          of the financial statements.

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE







For the three months ended February 28,                           2001               2000
------------------------------------------------------------- ----------------- -----------------
Revenues                                                      $              -  $              -
------------------------------------------------------------- ----------------- -----------------


Operating expenses:
    Professional fess                                                        -              6,000
    Office space                                                           300                300
    Personel services                                                    1,500              1,500
    Bank charges                                                            46                  -
------------------------------------------------------------- ----------------- -----------------

Total operating expenses                                                 1,846              7,800
------------------------------------------------------------- ----------------- -----------------

Loss before income taxes                                                (1,846)            (7,800)
    Income taxes                                                             -                  -
------------------------------------------------------------- ----------------- -----------------

Net loss                                                                (1,846)            (7,800)

Deficit accumulated during the
         development stage - December 1, 2000                          (21,535)            (2,500)
------------------------------------------------------------- ----------------- -----------------

Deficit accumulated during the
         development stage - February 28, 2001                $        (23,381) $         (10,300)
------------------------------------------------------------- ----------------- -----------------

Net loss per share                                                      (0.000)
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

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

Statement of Cash Flows



For the three months ended February 28,                                              2001           2000
------------------------------------------------------------------------------  -------------- --------------
Operating Activities:

           Net loss                                                             $      (1,846) $      (7,800)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
               Increase in:
                   Accrued expenses                                                         -          6,000
                   Issuance of common stock for services                                1,800          1,800
--------- ---- ---------------------------------------------------------------  -------------- --------------


Net cash used by operating activities                                                     (46)             -
------------------------------------------------------------------------------  -------------- --------------

Financing Activities:
    Issuance of Common Stock                                                                -         12,500
------------------------------------------------------------------------------  -------------- --------------

Net cash provided by financing activities                                                   -         12,500
------------------------------------------------------------------------------  -------------- --------------

Net increase (decrease) in cash                                                           (46)        12,500
------------------------------------------------------------------------------  -------------- --------------

 Cash - Beginning of period                                                               665              -
------------------------------------------------------------------------------  -------------- --------------


 Cash - End of period                                                           $         619  $      12,500
------------------------------------------------------------------------------  -------------- --------------

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

                               essentialsystems.com, Inc.
                                       (Registrant)

Date: July 13, 2001           BY:  /s/ Kevin L. Bell
                               ------------------------------------
                                  Kevin L. Bell, President



           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                       Signature                          Title

July 13, 2001        By: /s/ Kevin L. Bell
                      ---------------------------
                                Kevin L. Bell            President, Secretary,
                                                         Treasurer, Director