Form 10QSB
period 2001-05-31
ESSENTIALSYSTEMS COM INC
filed 2001-07-18
CIK 1108373

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2001
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

     Title of each class                             Name of each exchange
                                                      on which registered
         None                                                None
-----------------------------------                 ----------------------------

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

                           Yes   X          No
                                ---            ---

     As of May 31, 2001, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements






                           ESSENTIALSYSTEMS.COM, INC.

                              FINANCIAL STATEMENTS

                           AS OF MAY 31, 2001 AND 2000

ESSENTIALSYSTEMS.COM, INC.


TABLE OF CONTENTS





                                                                          Page


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

Notes to Financial Statements                                              F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Essentialsystems.Com, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Essentialsystems.Com, Inc. (a Florida corporation and a development stage company) as of May 31, 2001, and 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Essentialsystems.Com, Inc.

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


/s/ Dorra Shaw & Dugan
Certified Public Accountants
July 12, 2001



                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

BALANCE SHEET



May 31,                                                                         2001           2000
-------------------------------------------------------------------- ------------------------------
ASSETS

Current Assets:
     Cash                                                            $         476 $          1,740
---- --------------------------------------------------------------- ------------- -----------------

TOTAL CURRENT ASSETS                                                           476            1,740
-------------------------------------------------------------------- ------------- -----------------

                                                                     $         476 $          1,740
---- --------------------------------------------------------------- ------------- -----------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                $           - $              -
---- --------------------------------------------------------------- ------------- -----------------

TOTAL CURRENT LIABILITIES                                                        -                -
-------------------------------------------------------------------- ------------- -----------------

                                                                                 -                -
---- --------------------------------------------------------------- ------------- -----------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized                 600              600
6,000,000 shares issued and outstanding
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                      -                -
     Additional paid-in-capital                                             25,200           18,000
     Deficit accumulated during the developmental stage                    (25,324)         (16,860)
---- --------------------------------------------------------------- ------------- -----------------

TOTAL STOCKHOLDERS' EQUITY                                                     476            1,740
-------------------------------------------------------------------- ------------- -----------------

                                                                     $         476 $          1,740
---- --------------------------------------------------------------- ------------- -----------------


                 See Accompanying Notes to Financial Statements

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
                         ACCUMULATED DURING THE DEVELOPMENT STAGE







For the six months ended May 31,                                      2001           2000
--------------------------------------------------------------   -------------- --------------
Revenues                                                         $            - $            -
--------------------------------------------------------------   -------------- --------------


Operating expenses:
    Professional fees                                            $            - $       10,500
    Taxes and licenses                                                        -            150
    Office                                                                   95            110
    Office space                                                            600            600
    Personnel services                                                    3,000          3,000
    Bank charges                                                             94              -
--- ----------------------------------------------------------   -------------- --------------

Total operating expenses                                                  3,789         14,360
--------------------------------------------------------------   -------------- --------------

Loss before income taxes                                                 (3,789)       (14,360)
    Income taxes                                                              -              -
--- ----------------------------------------------------------   -------------- --------------

Net loss                                                                 (3,789)       (14,360)

Deficit accumulated during the
         development stage - beginning of the year                      (21,535)        (2,500)
--------------------------------------------------------------   -------------- --------------

Deficit accumulated during the
         development stage - end of the year                     $       (25324)$      (16,860)
--------------------------------------------------------------   -------------- --------------

Net loss per share                                                       (0.000)       (0.0024)
--------------------------------------------------------------   -------------- --------------

Weighted average shares of common stock                               6,000,000      6,000,000
--------------------------------------------------------------   -------------- --------------


                 See Accompanying Notes to Financial Statements

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                    Additional
                                           Number of      Preferred      Common     Paid - In        Deficit
                                             Shares         Stock         Stock      Capital       Accumulated     Total
--- ------------------------------------- ------------ --------------- ----------- ------------- ------------- --------------
Beginning balance:

                        March 15, 1996      3,000,000   $          -   $      300  $     1,200   $           - $        1,500
    March 15, 1996 - Services               2,500,000              -          250          750               -          1,000
                   (Date of Inception)


Issuance of Common Stock:

    February 25, 2000                         500,000              -          50        12,450               -         12,500

    Contributed services
       and space                                    -              -           -        10,800               -         10,800


Deficit accumulated during
    the development stage                           -              -           -             -         (25,324)       (25,324)
--- ------------------------------------- ------------ --------------- ----------- ------------- -------------- --------------



Balance - May 31, 2001                      6,000,000  $           -   $     600   $    25,200   $     (25,324) $        476
----------------------------------------- ------------ --------------- ----------- ------------- -------------- --------------


                 See Accompanying Notes to Financial Statements

ESSENTIALSYSTEMS.COM, INC.
(A Development Stage Company)

Statement of Cash Flows



For the six months ended May 31,                               2001            2000
--------------------------------------------------------- -------------------------------
Operating Activities:

        Net loss                                          $     (3,789)    $     (14,360)
    Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services           3,600             3,600
-------- --- --- ---------------------------------------- ------------     --------------


Net cash used by operating activities                             (189)          (10,760)
--------------------------------------------------------- ------------     --------------

Financing Activities:
    Issuance of Common Stock                                         -            12,500
--------------------------------------------------------- ------------     --------------


Net cash provided by financing activities                            -            12,500
--------------------------------------------------------- ------------     --------------


Net increase (decrease) in cash                                   (189)            1,740
--------------------------------------------------------- ------------     --------------


 Cash - Beginning of the year                                      665                 -
--------------------------------------------------------- ------------     --------------


 Cash - End of the year                                   $        476     $       1,740
--------------------------------------------------------- ------------     --------------

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

Interim Financial Statements

The May 31, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

At May 31, 2001, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of May 31, 2001.

The Company utilizes its legal counsel's office at no charge and the Company's president is not currently compensated. The Company records the fair value of these services as an expense and contributed capital at the rate of $100 per month for office space, and $500 per month for personnel services respectively.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $22,824 that may be offset against future taxable income. If not used, the carry forward will expire in 2021.

The amount recorded as deferred tax assets, cumulative as of May 31, 2001 is $3,400, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,400, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through May 31, 2001. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending May 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
---------------   -------------------------------------------------------
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


     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2001.

                                   SIGNATURES
                              --------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           essentialsystems.com, Inc.
                                  (Registrant)

Date: July 18, 2001               BY:  /s/ Kevin L. Bell
                                  ------------------------------------
                                  Kevin L. Bell, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Date               Signature                                   Title



July 18, 2001       By: /s/ Kevin L. Bell                  President, Secretary,
                    ----------------------------            Treasurer, Director
                    Kevin L. Bell